Form 10-Q
period 1997-06-30
SWIFT ENERGY PENSION PARTNERS 1993-B LTD
filed 1997-08-13
CIK 910693

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                             3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                  4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                  5

            Notes to Financial Statements                                                         6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                          8

PART II.    OTHER INFORMATION                                                                    10


SIGNATURES                                                                                       11

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      202,498       $      283,866
              Nonoperating interests income receivable                                        176,145              194,855
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       378,643              478,721
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        6,092,889            6,015,976
         Less-Accumulated amortization                                                     (3,754,123)          (3,390,627)
                                                                                       ---------------     ----------------
                                                                                            2,338,766            2,625,349
                                                                                       ---------------     ----------------
                                                                                       $    2,717,409       $    3,104,070
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        6,943       $       12,238
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  2,710,466            3,091,832
                                                                                       ---------------     ----------------
                                                                                       $    2,717,409       $    3,104,070
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997             1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $       122,928   $       159,742  $       355,442   $       350,355
   Interest income                                      2,488             2,616            5,084             4,897
                                              ---------------   ---------------  ---------------   ---------------
                                                      125,416           162,358          360,526           355,252
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                       192,940            92,335          363,496           211,657
   General and administrative                          21,913            30,354           48,694            59,906
                                              ---------------   ---------------  ---------------   ---------------
                                                      214,853           122,689          412,190           271,563
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (89,437)  $        39,669  $       (51,664)  $        83,689
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.01)  $           .01  $          (.01)  $           .01
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      (51,664)         $        83,689
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     363,496                  211,657
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 18,710                  (80,672)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              330,542                  214,674
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (76,913)                 (67,605)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                  155,505
    Increase (decrease) in payable related to excess costs                              (5,295)                  (3,186)
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              (82,208)                  84,714
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (329,702)                (236,890)
                                                                                 --------------           --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (81,368)                  62,498
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       283,866                  214,534
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      202,498          $       277,032
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

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Partnership was formed for the purpose of investing in nonoperating interests in producing oil and gas properties located within the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership was formed, it commenced its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 23 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $44,049 or 20 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline in gas prices of 28 percent or $.67/MCF and in oil prices of 17 percent or $3.39/BBL had a significant impact on partnership performance. Revenue declines were partially offset by an increase in oil and gas production of 7 percent and 2 percent, respectively.

      Associated amortization expense increased 9 percent or $8,000.

      The Partnership recorded an additional provision in amortization in the second quarter of 1997 for $92,605 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests increased a slight 2 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $20,774 or 4 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 11 percent in oil production and 4 percent in gas production were major contributing factors to the decreased revenues for the period. Increased gas prices of 9 percent or $.21/MCF partially offset the production declines.

      Associated amortization expense declined 3 percent or $7,258.

      The Partnership recorded an additional provision in amortization in the first six months of 1997 for $144,581 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                          SWIFT ENERGY PENSION
                                          PARTNERS 1993-B, LTD.
                                          (Registrant)

                                y:        SWIFT ENERGY COMPANY
                                          Managing General Partner

Date:     August 4, 1997        y:        /s/ John R. Alden
          --------------                  --------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1997        y:        /s/ Alton D. Heckaman, Jr.
          --------------                  --------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer