Form 10-Q
period 1997-09-30
SWIFT ENERGY PENSION PARTNERS 1993-B LTD
filed 1997-11-13
CIK 910693

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                  PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996    4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                    5

      Notes to Financial Statements                                                 6


ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  9

PART II.    OTHER INFORMATION                                                      11


SIGNATURES                                                                         12

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      171,989       $      283,866
              Nonoperating interests income receivable                                        181,270              194,855
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       353,259              478,721
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        6,116,539            6,015,976
         Less-Accumulated amortization                                                     (3,851,007)          (3,390,627)
                                                                                       ---------------     ----------------
                                                                                            2,265,532            2,625,349
                                                                                       ---------------     ----------------
                                                                                       $    2,618,791       $    3,104,070
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        7,120       $       12,238
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  2,611,671            3,091,832
                                                                                       ---------------     ----------------
                                                                                       $    2,618,791       $    3,104,070
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                              ---------------------------------  -----------------------------------
                                                    1997             1996             1997               1996
                                              ---------------   ---------------  ---------------     ---------------
REVENUES:
   Income from nonoperating interests         $       141,873   $       142,428  $       497,315      $      492,783
   Interest income                                      1,958             3,233            7,041               8,131
                                              ---------------   ---------------  ---------------     ---------------
                                                      143,831           145,661          504,356             500,914
                                              ---------------   ---------------  ---------------     ---------------

COSTS AND EXPENSES:
   Amortization                                        96,884           278,662          460,380             490,319
   General and administrative                          22,862            26,803           71,555              86,710
                                              ---------------   ---------------  ---------------     ---------------
                                                      119,746           305,465          531,935             577,029
                                              ---------------   ---------------  ---------------     ---------------
NET INCOME (LOSS)                             $        24,085   $      (159,804) $       (27,579)     $      (76,115)
                                              ===============   ===============  ================    ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $          (.03) $            --      $         (.01)
                                              ===============   ===============  ================    ===============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      (27,579)         $       (76,115)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     460,380                  490,319
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 13,585                  (34,201)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     446,386                  380,003
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil and gas properties                     (100,563)                (111,391)
    Proceeds from sales of nonoperating interests in oil
      and gas properties                                                                    --                  158,534
    Increase (decrease) in payable related to excess costs                              (5,118)                  (3,895)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                    (105,681)                  43,248
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (452,582)                (368,990)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (111,877)                  54,261
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       283,866                  214,534
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      171,989          $       268,795
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

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests remained stable in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $36,739 or 14 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline of 17 percent or $.50/MCF in gas prices and 18 percent or $3.76/BBL in oil prices had a significant impact on partnership performance. Also, current quarter gas production declined 5 percent when compared to third quarter 1996 gas production, further contributing to decreased revenues.

      Associated amortization expense decreased a slight 1 percent or $639.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1996 for $181,139 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests increased a slight 1 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $57,513 or 7 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 4 percent in gas production and 4 percent in oil production were major contributing factors to the decreased revenues for the period. Decreased oil prices of 8 percent or $1.52/BBL further contributed to the decreased revenues.

      Associated amortization expense increased 2 percent or $6,619.

      The Partnership recorded an additional provision in deprecation, depletion and amortization in the first nine months of 1997 and 1996 for $144,581 and $181,139, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                       SWIFT ENERGY PENSION
                                       PARTNERS 1993-B, LTD.
                                       (Registrant)

                            By:        SWIFT ENERGY COMPANY
                                       Managing General Partner


Date:  November 4, 1997     By:        /s/ John R. Alden
       ----------------                ----------------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:  November 4, 1997     By:        /s/ Alton D. Heckaman, Jr.
       ----------------                ----------------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer