Form 10-K
period 1999-12-31
SWIFT ENERGY PENSION PARTNERS 1993-B LTD
filed 2000-03-29
CIK 910693

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                   to
                                  ----------------     -------------------


                         Commission File number 0-23992

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

                       Yes   X   No
                           -----    -----

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

                       Documents Incorporated by Reference

Document                                                Incorporated as to

    Registration Statement No. 33-37983                   Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.

ITEM NO.                                 PART I                           PAGE
--------                                 ------                           ----
   1              Business                                                 I-1
   2              Properties                                               I-5
   3              Legal Proceedings                                        I-7
   4              Submission of Matters to a Vote of
                    Security Holders                                       I-7


                                         PART II
                                         -------
   5              Market Price of and Distributions on the
                    Registrant's SDIs and Related Interest
                    Holder Matters                                        II-1
   6              Selected Financial Data                                 II-2
   7              Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         II-2
   8              Financial Statements and Supplementary Data             II-4
   9              Disagreements on Accounting and Financial
                    Disclosure                                            II-4


                                         PART III
                                         --------
   10             Directors and Executive Officers of the
                    Registrant                                           III-1
   11              Executive Compensation                                III-2
   12              Security Ownership of Certain Beneficial
                    Owners and Management                                III-2
   13              Certain Relationships and Related Transactions        III-2


                                        PART IV
                                        -------
   14              Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K                               IV-1


                                        OTHER
                                        -----
                  Signatures

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1999, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Nonoperating Interests in Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. In March 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Operating Partnership had conveyed to the Registrant a 39% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

               SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.

Item 2.  Nonoperating Interests in Properties

         As of December 31, 1999, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Second Bayou Field is located in Cameron Parish, Louisiana (American Cometra-So. Louisiana acquisition). This field accounts for 34% of the value.

         2. The Greenbranch Field is in McMullen County, Texas (American Cometra acquisition). This field produces gas and oil from multiple pay zones and accounts for 36% of Partnership value.

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

Production and Sales Price

         The following table summarizes the sales volumes of the Partnership's net oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's produced.

                                                 Net Production
                                       ----------------------------------
                                               For the Years Ended
                                                  December 31,
                                       ----------------------------------
                                        1999          1998         1997
                                       -------       -------      -------
Net Volumes (Equivalent MCFs)          144,670       207,452      336,961

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                       $1.21         $0.77        $1.88

          SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    -------------------------------------------------------------------------------
                                            1999                          1998                        1997
                                    ---------------------         ---------------------       ---------------------
                                                 Natural                        Natural                    Natural
                                      Oil          Gas              Oil           Gas           Oil          Gas
                                    -------      --------         -------      --------       -------      --------
                                    (BBLS)       (MMCF)           (BBLS)        (MMCF)        (BBLS)       (MMCF)
Proved developed
   reserves at end of year          138,579           713         123,658           686        86,068           768
                                    =======      ========         =======       =======       =======      ========
Proved reserves
   Balance at beginning
     of year                        164,228         1,064         133,515         1,156       156,614         1,589

   Extensions, discoveries
     and other additions                 --             2              --            --            --            --

   Revisions of previous
     estimates                       39,931           158          50,557            46        11,592          (208)

   Sales of minerals in
     place                           (5,028)          (54)         (4,631)          (22)      (12,459)          (21)

   Production                       (12,064)          (72)        (15,213)         (116)      (22,232)         (204)
                                    -------      --------         -------       -------       -------      --------

   Balance at end of year           187,067         1,098         164,228         1,064       133,515         1,156
                                    =======      ========         =======       =======       =======      ========

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

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1999:

                                                           Reserves
                                                       December 31, 1999
                                                     ---------------------
                                                                    Natural              Wells
                                                 Oil                 Gas           -----------------
Acquisition                State(s)             (BBLS)              (MMCF)         Gross       Net
----------                 -----------          -------             -------        -----      ------
American Cometra           AL, CO, LA
                           ND, NM, NV,
                           OK, TX, WY           143,005                 335          793      13.686
AMC - SO. Louisiana                               7,624                 705           49       0.432
Genesis                    TX                    13,488                  45           15       0.274
L L & E                    AL, MS                22,950                  13           19       0.151
                                                -------             -------        -----      -----
                                                187,067               1,098          876      14.543
                                                =======             =======        =====      ======


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 562 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1998 and 1999, the Partnership distributed a total of $327,500 and $88,900, respectively, to the holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, should be read in conjunction with the financial statements included in Item 8:

                                    1999              1998                1997             1996              1995
                             --------------     ---------------    ---------------     -------------     -------------
Revenues                     $      175,727     $       172,502    $       655,928     $     711,003     $     589,683
Income (Loss)                $      (13,080)    $      (737,448)   $       (60,559)    $      (9,611)    $    (102,488)
Total Assets                 $    1,248,652     $     1,366,947    $     2,472,675     $   3,104,070     $   3,617,537
Cash Distributions           $      104,183     $       357,757    $       575,227     $     503,719     $     612,756
Long Term Obligations        $           --     $            --    $            --     $          --     $          --
Interest Holders' Net
  Income (Loss) Per SDI      $           --     $          (.10)   $          (.01)    $          --     $        (.02)
Interest Holders' Cash
  Distributions Per SDI      $          .01     $           .05    $           .08     $         .07     $         .09


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. In March 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

      Net cash provided by operating activities totaled $92,145, $230,829 and $513,618 in 1999, 1998 and 1997, respectively. The decrease in cash provided by operating activities in 1999 is related to changes in oil and gas sales receivable and the Partnership's property sales. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $97,643, $5,767 and $115,073 in 1999, 1998 and 1997, respectively. Capital expenditures in 1999, 1998 and 1997 totaled $26,183, $83,936 and $130,468, respectively. Cash distributions to partners totaled $104,183, $357,757 and $575,227 in 1999, 1998 and 1997, respectively. In 1999, cash distributions were effected by production declines from the Partnership's property sales and low oil and gas prices received during the first part of this year.

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD


      The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. As of December 31, 1999, the Partnership anticipates that its net profits interest will be burdened with approximately $105,889, $71,168 and $2,139 over the next three years, respectively, to develop and enhance the proved oil and gas reserves related to its nonoperating property interests. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

Results of Operations

         Income from nonoperating interests increased 4 percent in 1999 over 1998. Oil and gas sales declined $18,620 or 5 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 30 percent as oil and gas production declined 21 percent and 38 percent, respectively, when compared to 1998. Production declines were related to normal depletion and the Partnership's property sales. Oil prices increased 67 percent or $6.88/BBL to an average of $17.11/BBL and gas prices increased 13 percent or $0.27/MCF to an average of $2.29/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF increased 23 percent in 1999 compared to 1998, and total production costs decreased 14 percent in 1999, due to production declines.

         Total amortization expense for 1999 decreased 88 percent or $724,668 when compared to 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 55 percent or $118,566 in 1999 compared to 1998, related to the decline in production volumes.

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

         During 2000, Partnership revenues and costs are expected to be shared between the Interest Holders and general partners in an 85:15 ratio. Based on current oil and gas prices, anticipated levels of oil and gas production and expected cash distributions during 2000, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

                    SWIFT ENERGY PENSION PARTNERS 1993-B, LTD


Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000 regarding the directors and executive officers of Swift.

                                                                                Position(s) with
         Name                              Age                              Swift and Other Companies
         ----                              ---                              -------------------------
                                                                  DIRECTORS
                                                                  ---------
A. Earl Swift                              66                          Chief Executive Officer and
                                                                       Chairman of the Board

Virgil N. Swift                            71                          Executive Vice President - Business
                                                                       Development, Vice Chairman of the Board

G. Robert Evans                            68                          Director of Swift; Chairman of the Board,
                                                                       Material Sciences Corporation;
                                                                       Director, Consolidated Freightways, Inc.,
                                                                       Fibreboard Corporation, Elco Industries, and
                                                                       Old Second Bancorp

Raymond O. Loen                            75                          Director of Swift; President, R. O. Loen
                                                                       Company

Henry C. Montgomery                        64                          Director of Swift; Chairman of the Board,
                                                                       Montgomery Financial Services Corporation;
                                                                       Director, Southwall Technology Corporation

Clyde W. Smith, Jr.                        51                          Director of Swift; President, Somerset
                                                                       Properties, Inc.

Harold J. Withrow                          72                          Director of Swift

                                                                  EXECUTIVE OFFICERS
                                                                  ------------------

Terry E. Swift                             44                          President

Joe A. D'Amico                             51                          Chief Operating Officer

John R. Alden                              54                          Senior Vice President - Finance,
                                                                       Chief Financial Officer and Secretary

Bruce H. Vincent                           52                          Senior Vice President - Funds Management

James M. Kitterman                         55                          Senior Vice President - Operations

Alton D. Heckaman, Jr.                     42                          Vice President - Finance and Controller

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

                                     III-2

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                                    PAGE NO.
               --------------------                                                    --------
               Report of Independent Public Accountants                                    IV-2

               Balance Sheets as of December 31, 1999 and 1998                             IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                                         IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997                                         IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                                         IV-6

               Notes to Financial Statements                                               IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Pension Partners 1993-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Pension Partners 1993-B, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Pension Partners 1993-B, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                                        ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                              1999                1998
                                                                        ---------------      ---------------
        ASSETS:

        Current Assets:
             Cash and cash equivalents                                  $        61,187      $         1,765
             Nonoperating interests income receivable                            52,451               60,854
                                                                        ---------------      ---------------
                  Total Current Assets                                          113,638               62,619
                                                                        ---------------      ---------------

        Nonoperating interests in oil and gas
             properties, using full cost accounting                           6,038,080            6,109,540
        Less-Accumulated amortization                                        (4,903,066)          (4,805,212)
                                                                        ---------------      ---------------
                                                                              1,135,014            1,304,328
                                                                        ---------------      ---------------
                                                                        $     1,248,652      $     1,366,947
                                                                        ===============      ===============


        LIABILITIES AND PARTNERS' CAPITAL:

        Current Liabilities:
             Accounts Payable                                           $         5,074      $         6,106
                                                                        ---------------      ---------------


        Interest Holders' Capital (6,237,102 Interest Holders'
                                      SDIs;  $1.00 per SDI)                   1,243,519            1,360,807

        General Partners' Capital                                                    59                   34
                                                                        ---------------      ---------------
                   Total Partners' Capital                                    1,243,578            1,360,841
                                                                        ---------------      ---------------
                                                                        $     1,248,652      $     1,366,947
                                                                        ===============      ===============

                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                               1999                1998               1997
                                                          ---------------     ---------------     --------------
       REVENUES:
            Income from nonoperating interests            $       174,374     $       167,703     $      647,061
            Interest income                                         1,353               4,799              8,867
                                                          ---------------     ---------------     --------------
                                                                  175,727             172,502            655,928
                                                          ---------------     ---------------     --------------


       COSTS AND EXPENSES:
            Amortization -
                 Normal                                            97,854             216,420            399,854
                 Additional                                            --             606,102            192,209
            General and administrative                             90,953              87,428            124,424
                                                          ---------------     ---------------     --------------
                                                                  188,807             909,950            716,487
                                                          ---------------     ---------------     --------------
       NET INCOME (LOSS)                                  $       (13,080)    $      (737,448)    $      (60,559)
                                                          ===============     ===============     ==============

                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                      Interest           General           Combining
                                                      Holders            Partners          Adjustment            Total
                                                   ---------------   ---------------    ---------------     ---------------

       Balance,
            December 31, 1996                      $    2,705,773    $        28,118    $       357,941     $    3,091,832

       Income (Loss)                                      (31,402)            77,278           (106,435)           (60,559)

       Cash Distributions                                (481,800)           (93,427)                --           (575,227)
                                                   --------------    ---------------    ---------------     --------------

       Balance,
            December 31, 1997                           2,192,571             11,969            251,506          2,456,046
                                                   --------------    ---------------    ---------------     --------------

       Income (Loss)                                     (633,180)            18,322           (122,590)          (737,448)

       Cash Distributions                                (327,500)           (30,257)                             (357,757)
                                                                                                     --
                                                   --------------    ---------------    ---------------     --------------

       Balance,
            December 31, 1998                           1,231,891                 34            128,916          1,360,841
                                                   --------------    ---------------    ---------------     --------------

       Income (Loss)                                      (24,852)            15,308             (3,536)           (13,080)

       Cash Distributions                                 (88,900)           (15,283)                             (104,183)
                                                                                                     --
                                                   --------------    ---------------    ---------------     --------------

       Balance,
            December 31, 1999                     $     1,118,139    $            59    $       125,380     $    1,243,578
                                                   ==============    ===============    ===============     ==============


       Interest Holders' net income (loss)
            per SDI

            1997                                   $        (0.01)
                                                   ==============

            1998                                   $        (0.10)
                                                   ==============

            1999                                   $           --
                                                   ==============

                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                       1999             1998            1997
                                                                                   ------------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                                 $    (13,080)    $   (737,448)   $    (60,559)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                   97,854          822,522         592,063
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable            8,403          156,278         (22,277)
               Increase (decrease) in accounts payable                                   (1,032)         (10,523)          4,391
                                                                                   ------------     ------------    ------------
          Net cash provided by (used in) operating activities                            92,145          230,829         513,618
                                                                                   ------------     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                      (26,183)         (83,936)       (130,468)
     Proceeds from sales of nonoperating interests in oil and gas properties             97,643            5,767         115,073
                                                                                   ------------     ------------    ------------
          Net cash provided by (used in) investing activities                            71,460          (78,169)        (15,395)
                                                                                   ------------     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to partners                                                    (104,183)        (357,757)       (575,227)
                                                                                   ------------     ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     59,422         (205,097)        (77,004)
                                                                                   ------------     ------------    ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            1,765          206,862         283,866
                                                                                   ------------     ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $     61,187     $      1,765    $    206,862
                                                                                   ============     ============    ============

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

         Generally, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1999.

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. In March 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

Oil and Gas Revenues --

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

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective June 30, 1993, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1993-B, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1999, 1998 and 1997, the Partnership acquired nonoperating interests in producing oil and gas properties for $26,183, $83,936 and $130,468, respectively.

         During 1998 and 1997, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $606,102 and $192,209, respectively. In addition, the Interest Holders' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1998 and 1997, resulting in a valuation allowance of $484,970 and $78,666, respectively. These amounts are included in the income (loss) attributable to the Interest Holders shown in the statement of partners' capital together with a "combining adjustment" for the difference between the Interest Holders' valuation allowance and the Partnership's full cost ceiling writedown. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than combined amortization provision attributable to the general partners and Interest Holders.

(4) Related Party Transactions -

         During 1999, 1998 and 1997, the Partnership paid Swift $51,686, $68,260 and $93,557, respectively, as a general and administrative overhead allowance.

         During 1999, 1998 and 1997, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $3,090 in 1999, $1,177 in 1998 and $8,029 in 1997 and are included in general and administrative expenses.

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

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $98,548, $8,730 and $363,695, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                                                SWIFT ENERGY PENSION
                                                PARTNERS 1993-B, LTD.
                                                (Registrant)

                                       By:      SWIFT ENERGY COMPANY
                                                 General Partner

Date:      March 10, 2000              By:      s/b A. Earl Swift
         ------------------                     ---------------------------
                                                A. Earl Swift
                                                Chief Executive Officer

Date:      March 10, 2000              By:      s/b John R. Alden
         ------------------                     ---------------------------
                                                John R. Alden
                                                Principal Financial Officer

Date:     March 10, 2000               By:      s/b Alton D. Heckaman, Jr.
         ------------------                     ---------------------------
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

                                                SWIFT ENERGY PENSION
                                                PARTNERS 1993-B, LTD.
                                                (Registrant)

                                       By:      SWIFT ENERGY COMPANY
                                                 General Partner

Date:      March 10, 2000              By:      s/b A. Earl Swift
         ------------------                     -------------------------------
                                                A. Earl Swift
                                                Director and Principal
                                                Executive Officer

Date:      March 10, 2000              By:      s/b Virgil N. Swift
         ------------------                     -------------------------------
                                                Virgil N. Swift
                                                Director and Executive
                                                Vice President - Business
                                                Development

                   SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.



Date:      March 10, 2000              By:      s/b G. Robert Evans
         ------------------                     ---------------------------
                                                G. Robert Evans
                                                Director

Date:      March 10, 2000              By:      s/b Raymond O. Loen
         ------------------                     ---------------------------
                                                Raymond O. Loen
                                                Director

Date:      March 10, 2000              By:      s/b Henry C. Montgomery
         ------------------                     ---------------------------
                                                Henry C. Montgomery
                                                Director

Date:      March 10, 2000              By:      s/b Clyde W. Smith, Jr.
         ------------------                     ---------------------------
                                                Clyde W. Smith, Jr.
                                                Director

Date:      March 10, 2000              By:      s/b Harold J. Withrow
         ------------------                     ---------------------------
                                                Harold J. Withrow
                                                Director